Form 10-K
period 1997-12-31
SUPERIOR BANK FSB AFC MORTGAGE LN ASSET BK CERT SER 1997-2
filed 1998-02-13
CIK 1054998

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)

    [X]          Annual Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                                       OR

    [ ]      Transition Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

        For the transition period from _______________ to _______________


                          Commission File No. 333-21485
                                              ---------


                        SUPERIOR BANK FSB (SERIES 1997-2)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          UNITED STATES                                          36-1414142
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                               ONE LINCOLN CENTRE
                        OAKBROOK TERRACE, ILLINOIS 60181
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: 708 916-4000
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                    ----------------------
                  NONE                               NOT APPLICABLE


Securities registered pursuant to Section 12(g) of the Act:


                                      NONE
                                ----------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                  ---        ---

Documents Incorporated by Reference:
------------------------------------

     The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K: the Prospectus Supplement dated June 18, 1997 together with the
Prospectus dated March 6, 1997.
================================================================================

                        SUPERIOR BANK FSB (SERIES 1997-2)

                                   ----------

                                    FORM 10-K

                                   ----------


                                TABLE OF CONTENTS

                                                                            Page
PART I                                                                      ----

      Item  1.  Business..................................................   1

      Item  2.  Properties................................................   1

      Item  3.  Legal Proceedings.........................................   1

      Item  4.  Submission of Matters to a Vote of Security Holders.......   1


PART II

      Item  5.  Market for Registrant's Common Equity
                  and Related Shareholder Matters.........................   1

      Item  6.  Selected Financial Data...................................   2

      Item  7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   2

      Item  8.  Financial Statements and Supplementary Data...............   2

      Item  9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................   2


PART III

      Item 10.  Directors and Officers of the Registrant..................   2

      Item 11.  Executive Compensation....................................   2

      Item 12.  Security Ownership of Certain Beneficial
                  Owners and Management...................................   2

      Item 13.  Certain Relationships and Related Transactions............   3

      Item 14.  Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K.................................   3

                                     PART I


ITEM 1 BUSINESS.

     Not applicable.

ITEM 2 PROPERTIES.

     Not applicable.

ITEM 3 LEGAL PROCEEDINGS.

     There were no material legal proceedings involving either the Mortgage Pool, the Trustee, the custodian, the Servicer or the Registrant with respect to the Mortgage Pool, other than ordinary routine litigation incidental to the duties of the Trustee, the custodian, the Servicer or the Registrant under the Pooling and Servicing Agreement.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) There is no established trading market for the Certificates.

     (b) As of January 2, 1998, with respect to Series 1997-2 there were four
(4) holders of record of the Registrant's Class 1A-1 Certificates, there were two (2) holders of record of the Registrant's Class 1A-2 Certificates, there were four (4) holders of record of the Registrant's Class 1A-3 Certificates, there were two (2) holders of record of the Registrant's Class 1A-4 Certificates, there were two (2) holders of record of the Registrant's Class 1A-5 Certificates, there were eight (8) holders of record of the Registrant's Class 2A Certificates and there were two (2) holders of record of the Registrant's Class R Certificates.

     This does not reflect the number of persons who hold their certificates in nominee or "street" name through various brokerage firms.

ITEM 6 SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Not applicable.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable since there was no change of accountants or disagreements on any matter of accounting principles or practices of financial disclosure.


                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Not applicable.

ITEM 11 EXECUTIVE COMPENSATION.

     Not applicable.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.

     The following table provides information, as of January 2, 1998 with respect to the ownership by each person or group of persons, known by the Registrant to be a record owner of 5% or more of each class of the 1997-2 Series of Certificates. This does not reflect the persons who hold their certificates in nominee or "street" name.

     Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Certificates as of the close of business on January 2, 1998.


                                                                                            Percent of Class of
                                                         Principal Amount of           Certificates Outstanding (by
Series and Class                                         Certificates Owned             aggregate principal balance
 of Certificates      Name and Address                       of Record                  or Percentage Interest)
----------------      ----------------                   -------------------           ----------------------------
1997-2

Class 1A-1        Bankers Trust Company                    $18,800,000                          37.75%
                  c/o BT Services Tennessee Inc.
                  648 Grassmere Park Drive
                  Nashville, Tennessee 37211

                  Chase Manhattan Bank                     $10,000,000                          20.08%
                  4 New York Plaza
                  Proxy Department, 13th Floor
                  New York, New York 10004

                  Swiss Bank Corporation                   $20,000,000                          40.16%
                  New York Branch
                  222 Broadway
                  New York, New York 10038

Class 1A-2        Chase Manhattan Bank                     $ 7,250,000                             50%
                  (See Above)

                  SSB-Custodian                            $ 7,250,000                             50%
                  Global Proxy Unit, A5NW
                  P.O. Box 1631
                  Boston, Massachusetts 02105

Class 1A-3        Chase Manhattan Bank                     $15,000,000                          61.98%
                  (See Above)

                  SSB-Custodian                            $ 8,700,000                          35.95%
                  (See Above)



Class 1A-4        J.P. Morgan Securities Inc.              $ 6,500,000                             50%
                  Asset Backed
                  60 Wall Street, 6th Floor
                  New York, New York 10260

                  Merrill Lynch, Pierce, Fenner            $ 6,500,000                             50%
                  & Smith, Inc.
                  4 Corporate Place
                  Corporate Park 287
                  Piscataway, New Jersey 08855

Class 1A-5        The Bank of New York                     $24,946,000                          75.72%
                  925 Patterson Plank Road
                  Secaucus, New Jersey 07094

                  Chase Manhattan Bank                     $ 8,000,000                          24.28%
                  (See Above)

Class 2A          The Bank of New York                     $25,000,000                          14.92%
                  (See Above)

                  Boston Safe Deposit and                  $28,500,000                            17%
                  Trust Company
                  c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, Pennsylvania 15259

                  Chase Manhattan Bank                     $17,500,000                          10.44%
                  (See Above)

                  Deutsche Morgan Grenfell Inc.            $57,500,000                          34.32%
                  c/o ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, New York 11717

                  Republic National Bank of New            $21,054,000                          12.57%
                  York Investment Account
                  One Hanson Place, Lower Level
                  Brooklyn, New York 11243



Class R           Superior Bank FSB                            N/A                              99.99%
                  135 Chestnut Ridge Road
                  Montvale, New Jersey  07645

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     Not applicable.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
     SECTION 15(D) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
     --------------------------------------------------------------------------

No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES

     Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SUPERIOR BANK FSB
                                                  (Registrant and as Depositor)

                                                  By:   /s/ William C. Bracken
                                                       -------------------------
                                                       William C. Bracken
                                                       Senior Vice President and
                                                        Chief Financial Officer

                                                  Date: February 4, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated.

               Name                               Title                        Date
               ----                               -----                        ----
                *                      Chairman, President and          February 4, 1998
-------------------------------        Chief Executive Officer
       (Neal T. Halleran)

/s/ William C. Bracken                 Senior Vice President, Chief
-------------------------------        Financial Officer, Secretary     February 4, 1998
      (William C. Bracken)             and Treasurer


                *                      Director and Executive Vice      February 4, 1998
-------------------------------        President
          (Monte Kurs)

                *                      Director                         February 4, 1998
-------------------------------
     (Nelson L. Stephenson)

                *                      Director                         February 4, 1998
-------------------------------
          (Glen Miller)

                *                      Director                         February 4, 1998
-------------------------------
        (Marc A. Weisman)


*By: /s/ William C. Bracken
     --------------------------
         William C. Bracken
         Attorney-in-fact